Form 10-K
period 1997-12-31
MONEY STORE HOME IMPROVEMENT TRUST 1997-1
filed 1998-03-31
CIK 1037000

-------------------------------------------------
                                      OMB APPROVAL
                    -------------------------------------------------
                    OMB Number:     3235-0063
                    Expires:        May 31, 2000
                    Estimated average burden
                    hours per response   1711.00
                    -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND
      SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1997 PROVIDING FOR THE
         ISSUANCE OF THE MONEY STORE HOME IMPROVEMENT LOAN CERTIFICATES
                                 SERIES 1997-I).


                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                  91-1815466
    (State or other jurisdiction                      (Trust I.R.S. Employer
of incorporation or organization)                     Identification No.)


2840 MORRIS AVENUE, UNION, NJ                                07083
-----------------------------                           -------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


          Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      NONE                                           NONE


          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
17

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The following information is furnished as of March 20, 1998 as to each Ceertificateholder of record of more than 5% of the Certificates:


        Title of Class                    Name and Address of                    Amount of                  % of Class
                                           Beneficial Owner                     Security of
                                                                              Beneficial Owner
The Money Store                 The Bank of New York                      48,000,000                        100
Home Improvement                925 Patterson Plank Rd.
Loan Certificates,              Secaucus, NJ 07094
Series 1997-I,
Class A-1


The Money Store                 Bankers Trust Company                     24,700,000                        46
Home Improvement                c/o BT Services Tennessee
Loan Certificates,              648 Grassmere Park Drive
Series 1997-I,                  Nashville, TN 37211
Class A-2
                                Chase Manhattan Bank                      17,000,000                      31.7
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                             5,000,000                       9.3
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Fiduciary SSB                             5 ,000,000                       9.3
                                108 Myrtle Street
                                Newport Office Building
                                N. Quincy, MA 02171


The Money Store                 Bankers Trust Company                     16,787,000                      86.1
Home Improvement                c/o BT Services Tennessee
Loan Certificates,              648 Grassmere Park Drive
Series 1997-I,                  Nashville, TN 37211
A-3
                                Fiduciary SSB                              2,700,000                      13.9
                                108 Myrtle Street
                                Newport Office Building
                                N. Quincy, MA 02171


The Money Store                 Boston Safe Deposit and                   13,375,000                      52.7
Home Improvement                Trust Company
Loan Certificates,              c/o Mellon Bank N.A.
Series 1997-I,                  Three Mellon Bank Center,
M-1                             Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                       3,000,000                      11.8
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                U.S. Bank National                         8,250,000                      32.5
                                Association
                                Ice Proxy Services
                                c/o Ice Proxy Services
                                71 Executive Boulevard
                                Farmingdale, NY 11735


The Money Store                 Boston Safe Deposit and                   6,125,000                         50
Home Improvement                Trust Company
Loan Certificates,              c/o Mellon Bank N.A.
Series 1997-I,                  Three Mellon Bank Center,
M-2                             Room 153-3015
                                Pittsburgh, PA 15259

                                SSB Custodian                             6,125,000                         50
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 Boston Safe Deposit and                   9,625,000                        100
Home Improvement                Trust Company
Loan Certificates,              c/o Mellon Bank N.A.
Series 1997-I,                  Three Mellon Bank Center,
Class B-1                       Room 153-3015
                                Pittsburgh, PA 15259


The Money Store                 Bankers Trust Company                     6,563,000                        100
Home Improvement                c/o BT Services Tennessee
Loan Certificates,              648 Grassmere Park Drive
Series 1997-I,                  Nashville, TN 37211
Class B-2


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                     By:     /S/ MICHAEL BENOFF
                     Name:   Michael Benoff
                     Title:  Executive Vice President and
                             Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                              PAGE NUMBER

Annual Statement                                                      9

Annual Compliance Certificate                                         11

Annual Independent Accountant's Report                                12